Form 10-K
MERCEDES-BENZ AUTO RECEIVABLES TRUST 2010-1
filed 2011-03-25
CIK 1489434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
_X_
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended: December 31, 2010
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _________ to _________
Commission File Number of Issuing Entity: 333-159281-02
Commission File Number of Depositor: 333-159281
Mercedes-Benz Auto Receivables Trust 2010-1
(Exact name of Issuing Entity as specified in its charter)
Daimler Retail Receivables LLC
(Exact name of Depositor as specified in its charter)
Mercedes-Benz Financial Services USA LLC
(Exact name of Sponsor as specified in its charter)
_________________State of Delaware__________________
___________38-6883527_________
(State or Other Jurisdiction of Incorporation of issuing entity) (I.R.S. Employer Identification No.)
___36455 Corporate Drive, Farmington Hills, Michigan___
___________48331_________
(Address of Principal Executive Offices of issuing entity) (Zip Code)
__________________(248) 991-6632________________
(Telephone number, including area code, of issuing entity)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. __Yes _X_No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __Yes _X_No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files). _X_Yes __No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act. (Check one):
Large accelerated filer ___ Accelerated filer ___
Non-accelerated filer _X_
Smaller reporting company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __Yes _X_No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for the fiscal year ended December 24, 1980). None

PART I
Item 1B.
Unresolved Staff Comments.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 9B. Other Information.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9A(T). Controls and Procedures
PART III
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 10. Directors, Executive Officers and Corporate Governance.
Item 11.
Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS
BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets Financial Information.
Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments Financial Information.
Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments Financial Information.
Nothing to report.
Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the "Indenture Trustee"),
Wilmington Trust Company (the "Owner Trustee"), the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the "Notes").
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The Depositor is an affiliate of DCFS USA LLC n/k/a Mercedes-Benz Financial Services USA LLC
("MBFS"), which acts as Sponsor, Servicer and Administrator, in that MBFS is the sole equity member of the
Depositor.
The Sponsor originated the receivables owned by the Issuing Entity and services the receivables. The
Sponsor is the sole equity member of the Depositor. The Issuing Entity issued the Mercedes-Benz Auto Receivables
Trust 2010-1 asset backed certificates to the Depositor and through this issuance, the Depositor has acquired a 100%
ownership interest in the Issuing Entity; therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly, of the Sponsor.
There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes.
In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes by the
Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each
Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2010 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each
Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. Neither the Indenture Trustee's Report on Assessment nor the Indenture Trustee's
Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the
Indenture Trustee.
The Servicer complied in all material respects with the servicing criteria applicable to it, except that:
*With respect to servicing criterion 1122(d)(2)(vii)(B), certain reconciliations were not prepared within 30 calendar days after the bank statement cut-off date.
*With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

MBFS believes that distributions to the security holders were not materially impacted as a result of the material noncompliance noted above. Nevertheless, MBFS is exploring procedural and policy changes to achieve full compliance with these requirements.
Item 1123 of Regulation AB. Servicing Compliance Statement.
The information required by this item is attached as Exhibit 35.1.
PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report
(1)
Not applicable.
(2) Not applicable.
(3) See Item 15(b) below.
(b) Exhibits Required by Item 601 of Regulation S-K
Exhibit
Number_
Description_________________________________________________________________
1.1
Underwriting Agreement, dated April 13, 2010, among Daimler Retail Receivables LLC, as
Depositor, DCFS USA LLC, and Citigroup Global Markets Inc. and Barclays Capital Inc., as
representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
3.1
Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
3.2
Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
4.1
Indenture, dated as of April 1, 2010, between the Issuing Entity and U.S. Bank National
Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on April 19, 2010, which is incorporated herein by reference).

Exhibit
Number_
Description_________________________________________________________________
4.2
Second Amended and Restated Trust Agreement, dated as of April 1, 2010, among Daimler Retail
Receivables LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (included in
Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
10.1
Sale and Servicing Agreement, dated as of April 1, 2010, among the Issuing Entity, Daimler Retail
Receivables LLC, as Depositor, and DCFS USA LLC, as Seller and as Servicer (included in
Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-
18/15d-18 (Section 302 Certification).
33.1
Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services
USA LLC, as Servicer.
33.2
Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as
Indenture Trustee.
34.1
Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.
35.1 Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.
99.1
Administration Agreement, dated as of April 1, 2010, among the Issuing Entity, DCFS USA LLC, as Administrator, Daimler Retail Receivables LLC, as Depositor, and U.S. Bank National
Association, as Indenture Trustee (included in Exhibit 99.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on April 19, 2010, which is incorporated herein by reference).
99.2
Receivables Purchase Agreement, dated as of April 1, 2010, between DCFS USA LLC, as Seller, and Daimler Retail Receivables LLC, as Purchaser (included in Exhibit 99.2 to the Form 8-K of the
Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
(c) Not applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mercedes-Benz Auto Receivables Trust 2010-1
(Issuing Entity)
By: Mercedes-Benz Financial Services USA LLC
(Servicer)
By: /s/ Brian T. Stevens___________________
Brian T. Stevens
Vice President and Controller
Dated: March 24, 2011

EXHIBIT INDEX
Exhibit
Number_
Description_________________________________________________________________
1.1
Underwriting Agreement, dated April 13, 2010, among Daimler Retail Receivables LLC, as
Depositor, DCFS USA LLC, and Citigroup Global Markets Inc. and Barclays Capital Inc., as
representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
3.1
Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
3.2
Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
4.1
Indenture, dated as of April 1, 2010, between the Issuing Entity and U.S. Bank National
Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on April 19, 2010, which is incorporated herein by reference).
4.2
Second Amended and Restated Trust Agreement, dated as of April 1, 2010, among Daimler Retail
Receivables LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (included in
Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
10.1
Sale and Servicing Agreement, dated as of April 1, 2010, among the Issuing Entity, Daimler Retail
Receivables LLC, as Depositor, and DCFS USA LLC, as Seller and as Servicer (included in
Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services LLC, as Servicer, pursuant to Rule 13a-18/15d-
18 (Section 302 Certification).
33.1
Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services
USA LLC, as Servicer.
33.2
Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as
Indenture Trustee.
34.1
Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.
35.1 Servicer Compliance Statement of Mercedes-Benz Financial Services LLC, as Servicer.
99.1
Administration Agreement, dated as of April 1, 2010, among the Issuing Entity, DCFS USA LLC, as Administrator, Daimler Retail Receivables LLC, as Depositor, and U.S. Bank National
Association, as Indenture Trustee (included in Exhibit 99.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on April 19, 2010, which is incorporated herein by reference).
99.2
Receivables Purchase Agreement, dated as of April 1, 2010, between DCFS USA LLC, as Seller, and Daimler Retail Receivables LLC, as Purchaser (included in Exhibit 99.2 to the Form 8-K of the
Issuing Entity, as filed with the SEC on April 19, 2010, which is incorporated herein by reference).