Form 10-K/A
MERCEDES-BENZ AUTO RECEIVABLES TRUST 2010-1
filed 2011-03-28
CIK 1489434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K/A or any amendment to this Form 10-K/A. _X_

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
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for the fiscal year ended December 24, 1980). None

PART I
Item 1B.
Unresolved Staff Comments.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K/A:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 9B. Other Information.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K/A:
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
Item 9A(T). Controls and Procedures
PART III
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K/A:
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
BEING PROVIDED IN THIS REPORT ON FORM 10-K/A:
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each
Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2010 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K/A. In addition, each
Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K/A. Neither the Indenture Trustee's Report on Assessment nor the Indenture Trustee's
Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the
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
(c) Not applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K/A.

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