Form 10-K
MERCEDES-BENZ AUTO RECEIVABLES TRUST 2010-1
filed 2012-03-27
CIK 1489434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
X
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended: December 31, 2011
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
State of Delaware
38-6883527
(State or Other Jurisdiction of Incorporation of issuing entity) (I.R.S. Employer Identification No.)
36455 Corporate Drive, Farmington Hills, Michigan
48331
(Address of Principal Executive Offices of issuing entity) (Zip Code)
(248) 991-6632
(Telephone number, including area code, of issuing entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).
Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act. (Check one):
Large accelerated filer Accelerated filer Non-accelerated filer X Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes No X
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
Item 4. Mine Safety Disclosures
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
PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS
BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets - Financial Information.
Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments - Financial Information.
Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments - Financial Information.
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each
Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2011 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each
Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. Neither the Indenture Trustee's Report on Assessment nor the Indenture Trustee's
Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the
Indenture Trustee.
The Servicer complied in all material respects with the servicing criteria applicable to it, except that:
With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
With respect to servicing criterion 1122(d)(4)(viii), certain records describing the Servicer's activities in monitoring delinquent pool assets were not maintained as specified in the transaction agreements.

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
Number
Description
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
Number
Description
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
Mercedes-Benz Auto Receivables Trust 2010-1
(Issuing Entity)
By: Mercedes-Benz Financial Services USA LLC
(Servicer)
By: /s/ Brian T. Stevens
Brian T. Stevens
Vice President and Controller
Dated: March 26, 2012
EXHIBIT INDEX
Exhibit
Number
Description
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