Form 10-K
MERCEDES-BENZ AUTO RECEIVABLES TRUST 2010-1
filed 2013-03-29
CIK 1489434

{00038764.DOC}
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended: December 31, 2012
OR
[ ]
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes   [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ ] Yes   [X] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act. (Check one):
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer  [X]
Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [ ]  Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for the fiscal year ended December 24, 1980). None
{00038764.DOC}

SF1 1652472v.2
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
{00038764.DOC}

SF1 1652472v.2
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
The Sponsor acted as originator (as contemplated by Item 1110 of Regulation AB) of the receivables owned by the Issuing Entity and services the receivables. The Sponsor is the sole equity member of the Depositor.
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each
Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2012 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each
Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent
{00038764.DOC}

SF1 1652472v.2
public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. Neither the Indenture Trustee's Report on Assessment nor the Indenture Trustee's
Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the
Indenture Trustee.
The Servicer complied in all material respects with the servicing criteria applicable to it, except that:
*
With respect to servicing criterion 1122(d)(3)(i)(A), certain reports to investors, including those to be filed with the Commission, were not filed in accordance with time frames and other terms set forth in the transaction agreements.
*
With respect to servicing criterion 1122(d)(4)(viii), certain records describing the Servicer's activities in monitoring delinquent pool assets were not maintained as specified in the transaction agreements.

MBFS believes that distributions to the security holders were not materially impacted as a result of the material instances of noncompliance noted above. Nevertheless, MBFS is exploring procedural and policy changes to achieve full compliance with these requirements.
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
{00038764.DOC}

SF1 1652472v.2
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
incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-
14(d)/15d-14(d) (Section 302 Certification).
.
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
{00038764.DOC}

SF1 1652472v.2
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mercedes-Benz Auto Receivables Trust 2010-1
(Issuing Entity)
By: Mercedes-Benz Financial Services USA LLC
(Servicer)
By: /s/ Brian T. Stevens
_____________
Brian T. Stevens
Vice President and Controller
Dated: March 26, 2013
{00038764.DOC}

SF1 1652472v.2
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
incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services LLC, as Servicer, pursuant to Rule 13a-
14(d)/15d-14(d) (Section 302 Certification).
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